Form 10-Q
period 1995-09-30
WITTER DEAN PRINCIPAL GUARANTEED FUND II LP
filed 1995-11-13
CIK 841754

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ______________to_____________

Commission File No. 33-25041

                        DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.

                   (Exact name of registrant as specified in its charter)


             Delaware                                        13-3498819
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                    10048
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                          No

                       DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.

                          INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                September 30, 1995

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1995 (Unaudited) and December 31, 1994.....2

         Statements of Operations for the Quarters Ended
         September 30, 1995 and 1994 (Unaudited)..................3

         Statements of Operations for the Nine Months Ended
         September 30, 1995 and 1994 (Unaudited)..................4

         Statements of Changes in Partners' Capital for
         the Nine Months Ended September 30, 1995 and 1994
         (Unaudited)..............................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1995 and 1994 (Unaudited)..................6

         Notes to Financial Statements.........................7-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations........................................11-14

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.................... 15

                          DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                             STATEMENTS OF FINANCIAL CONDITION


                                                                 September 30,            December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                           $ 6,003,989              $ 23,482,196
   Net unrealized gain on open contracts                                    -                   483,674

   Total Trading Equity                                             6,003,989                23,965,870

Interest receivable (DWR)                                              33,399                   116,947

   Total Assets                                                   $ 6,037,388              $ 24,082,817


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                             $  432,526                   314,454
   Accrued brokerage fees (DWR)                                             -                    15,433
   Accrued management fees                                                  -                    10,583
   Accrued transaction fees and costs                                       -                       864

   Total Liabilities                                                  432,526                   341,334


Partners' Capital

   Limited Partners (4,974.481 and
    23,908.041 Units, respectively)                                 5,145,590                23,308,615
   General Partner (444 Units)                                        459,272                   432,868

   Total Partners' Capital                                          5,604,862                23,741,483

   Total Liabilities and Partners' Capital                        $ 6,037,388              $ 24,082,817


NET ASSET VALUE PER UNIT                                        $    1,034.40             $      974.93






                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)





                                                               For the Quarters Ended September 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                              $         -           $   415,774
        Net change in unrealized                                        -            (1,377,019)

          Total Trading Results                                         -              (961,245)

   Interest Income (DWR)                                          135,067               290,828

          Total Revenues                                          135,067              (670,417)


EXPENSES

   Letter of credit fees                                           21,736                78,856
   Transaction fees and costs                                       2,993                53,213
   Brokerage fees (DWR)                                                 -               176,640
   Management fees                                                      -               121,107

          Total Expenses                                           24,729               429,816

NET INCOME (LOSS)                                            $    110,338          $ (1,100,233)

   Limited Partners                                               103,977            (1,082,657)
   General Partner                                                  6,361               (17,576)

                                                             $    110,338          $ (1,100,233)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                          $      14.34          $     (39.58)
   General Partner                                           $      14.34          $     (39.58)


                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                             $  1,177,944          $    106,894
        Net change in unrealized                                 (483,674)           (1,734,523)

          Total Trading Results                                   694,270            (1,627,629)

   Interest Income (DWR)                                          769,860               798,249

          Total Revenues                                        1,464,130              (829,380)


EXPENSES

   Letter of credit fees                                          147,449               256,462
   Brokerage fees (DWR)                                           103,290             1,217,201
   Management fees                                                 70,827               834,485
   Transaction fees and costs                                      40,216               264,066

          Total Expenses                                          361,782             2,572,214

NET INCOME (LOSS)                                           $   1,102,348         $  (3,401,594)

   Limited Partners                                             1,075,944            (3,262,342)
   General Partner                                                 26,404              (139,252)

                                                            $   1,102,348         $  (3,401,594)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                         $       59.47         $     (111.02)
   General Partner                                          $       59.47         $     (111.02)





                               The accompanying footnotes are an integral part
                                       of these financial statements.



                                DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the Nine Months Ended September 30, 1995 and 1994
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1993                         33,689.267      $33,985,223      $1,761,373        $35,746,596

Net Loss                                              -      (3,262,342)       (139,252)        (3,401,594)

Redemptions                                 (7,331.940)      (6,104,046)    (1,200,301)         (7,304,347)

Partners' Capital
  September 30, 1994                        26,357.327      $24,618,835      $  421,820        $25,040,655


Partners' Capital
  December 31, 1994                         24,352.041      $23,308,615      $  432,868        $23,741,483

Net Income                                           -        1,075,944          26,404          1,102,348

Redemptions                                (18,933.560)     (19,238,969)              -        (19,238,969)

Partners' Capital
  September 30, 1995                         5,418.481      $ 5,145,590      $  459,272        $ 5,604,862







The accompanying footnotes are an integral part
                                       of these financial statements.


                                DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                                          STATEMENTS OF CASH FLOWS
(Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $    1,102,348        $ (3,401,594)
Noncash item included in net income (loss):
        Net change in unrealized                                   483,674            1,734,523

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                   83,548              (14,596)
        Net option premiums paid                                         -               96,432


   Decrease in operating liabilities:
        Accrued brokerage fees (DWR)                               (15,433)            (178,772)
        Accrued management fees                                    (10,583)            (121,557)
        Accrued transaction fees and costs                            (864)             (16,072)

Net cash provided by (used for) operating activities             1,642,690           (1,901,636)


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                 118,072               38,461
   Redemptions of units                                        (19,238,969)          (7,304,347)

Net cash used for financing activities                         (19,120,897)          (7,265,886)


Net decrease in cash                                           (17,478,207)          (9,167,522)

Balance at beginning of period                                  23,482,196           34,573,935

Balance at end of period                                        $6,003,989          $25,406,413





                               The accompanying footnotes are an integral part
                                       of these financial statements.


              DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1994 Annual Report on Form 10-K.

1. Organization
Dean Witter Principal Guaranteed Fund II L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. Demeter Management Corporation (the "General Partner") originally Commodities Corporation (U.S.A.) N.V. ("C.C.") as trading manager of the Partnership to make all trading decisions and retain trading advisors. The Partnership has a guaranteed redemption date of March 31, 1996 on which each investor redeeming is guaranteed a minimum of $1,000 per unit. The commodity broker is Dean Witter Reynolds Inc. ("DWR").

On April 20, 1995, with the Net Asset Value per Unit of the
Partnership above $1,000, the General Partner determined it was in the best interest of investors and the Partnership to terminate trading and to recommend that investors redeem their units. All trading was terminated and all open positions were liquidated or paired off on April 20, 1995.

           DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)



All assets are being held in an account with DWR. DWR is paying the Partnership interest on 100% of its assets at the prevailing rate on 13 week U.S. Treasury Bills. The Partnership will receive the interest until the investors redeem their Units or until the
guaranteed redemption date.   No further commodity trading will be
undertaken for the Partnership's account. The Partnership will be obligated to continue paying a Letter of Credit fee at an annual rate of 1.125% until the guaranteed redemption date. No other fees will be charged to the Partnership.

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interest.

2. Summary of Significant Accounting Policies

Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

                     DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Equity in Commodity Futures Trading Accounts - At December 31, 1994 the Partnership's asset "Equity in Commodity Futures Trading Accounts" consisted of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts was presented as a net amount because the Partnership has a master netting agreement with DWR.

3. Related Party Transactions
Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash is on deposit with DWR in commodity trading accounts and until the termination of trading were used to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership until the termination of trading were paid to DWR.


4. Off-Balance Sheet Risk
The Partnership has credit risk because the sole counterparty, with respect to all of the Partnership's assets, is DWR. DWR is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount

                 DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



equal to the net unrealized gain on all open futures contracts which funds totalled $6,003,989 at September 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR. As discussed further in Note 1 to the Partnership's financial statements, the Partner-ship terminated commodity trading and liquidated or paired off all open positions on April 20, 1995. Therefore, the liquidity risks associated with commodity futures, forward contracts and commodity interest trading are no longer present. The assets are being held in an account at DWR, who is paying the Partnership interest at the prevailing rate on 13 week U.S. Treasury Bills. Partnership assets will be used to fund future redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's interest income was $135,067 and total expenses were $24,729, resulting in net income of $110,338. As further described in Note 1 to the Financial Staements, the Partnership ceased trading in April 1995. As a result, the results of operations for the quarter ended September 30, 1995 consists of interest income, partially offset by letter of credit fees and other transaction fees and costs. The value of an individual Unit in the Partnership increased from $1,020.06 at June 30, 1995 to $1,034.40 at September 30, 1995.



For the nine months ended September 30, 1995, the Partnership's total trading gains including interest income were $1,464,130. During the first nine months, the Partnership posted a gain in Net Asset Value per Unit. Consistent with the Partnership's guarantee structure, 83% of the assets were held in reserve until the April 20, 1995 termination of trading while 17% of assets were allocated to futures trading. Assets held in reserve earn interest at current U.S. Treasury Bill rates. Assets allocated to trading earned gains during February, March and early April in the currency markets as a result of a decrease in value of the U.S., Canadian and Australian dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc.

Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures during the first quarter. Trading gains were also recorded from trading cotton, crude oil and S&P 500 futures. Smaller losses in the metals markets from trading both base and precious metals and in the agricultural markets from trading soybean products, corn and wheat futures offset a portion of overall gains for the Partnership for the first half of the year. Total expenses for the period were $361,782, resulting in net income of $1,102,348. The value of an individual Unit in the Partnership increased from $974.93 at December 31, 1994 to $1,034.40 at September 30, 1995.

For the Quarter and Nine Months Ended September 30, 1994
For the quarter ended September 30, 1994, the Partnership's total trading losses net of interest income were $670,417. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the financial and metals markets. In the financial markets, the majority of the losses resulted from trendless price movement in U.S. and global interest rate futures prices and from losses recorded in the S&P 500 futures index. In the metals markets, the Partnership recorded losses from trading precious metals during July and August. Additional trading losses in the international markets were the result of trading cotton and sugar futures during July and September. Smaller losses were also recorded in the currency markets during the quarter. Trading gains in the agricultural markets from trading soybean products, wheat and corn futures, and in the energy markets from trading natural and unleaded gas and crude oil offset a portion of overall losses for the Partnership during the quarter. The total expenses for the period were $429,816 resulting in a net loss of $1,100,233. The value of an individual Unit in the Partnership decreased from $989.63 at June 30, 1994 to $950.05 at September 30, 1994.



For the nine months ended September 30, 1994, the Partnership's total trading losses net of interest income were $829,380. During the first nine months, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in the currency, agricultural, and metals markets. In the currency markets, the Partnership recorded losses from transactions involving the U.S. dollar versus the Australian dollar during the first and second quarters and versus most major European currencies throughout the year. In the agricultural markets, losses were recorded from overall trendless price movement in soybean products and wheat. In the metals markets, the majority of losses recorded were the result of trading precious metals. Additional losses were recorded in the financial markets from trading in U.S. and international interest rate futures and stock index futures. Trading gains in the international markets as a result of the strong upward trend in coffee prices were recorded during the second quarter. Smaller gains recorded in the energy markets from trading crude oil also offset a portion of overall losses for the Partnership during the first nine months of the year. The total expenses for the period were $2,572,214, resulting in a net loss of $3,401,594. The value of an individual Unit in the Partnership decreased from $1,061.07 at December 31, 1993 to $950.05 at September 30, 1994.

                                         PART II. OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K

                         A)       Exhibits - None.



                         B)       Reports on Form 8-K. - None.

                                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Dean Witter Principal Guaranteed
                                        Fund II L.P. (Registrant)

                                        By: Demeter Management Corporation
                                           (General Partner)

November 9, 1995                        By:/s/  Patti L. Behnke
                                                Patti L. Behnke
                                                Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.