Form 10-K
period 1995-12-31
WITTER DEAN PRINCIPAL GUARANTEED FUND II LP
filed 1996-03-27
CIK 841754

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from            to
Commission File Number 33-25041

                                DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

                 DELAWARE                                     13-3498819
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                           Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, N.Y. - 62nd Flr.              10048
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (212) 392-5454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                      Name of each exchange
                                                          on which registered
                 None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                    Units of Limited Partnership Interest

                                              (Title of Class)


                                              (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X        No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $4,717,441.22 at January 31, 1996.

                                     DOCUMENTS INCORPORATED BY REFERENCE
                                                (See Page 1)



                            DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                                 INDEX TO ANNUAL REPORT ON FORM 10-K
                                          DECEMBER 31, 1995


                                                               Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1

Part I.

    Item      1.  Business. . . . . . . . . . . . . . . . . . . . . . . . 2-3

    Item      2.  Properties. . . . . . . . . . . . . . . . . . . . . . .   3

    Item      3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  4

    Item      4.  Submission of Matters to a Vote of Security Holders  . .  4

Part II.

    Item      5.  Market for the Registrant's Partnership Units and
                  Related Security Holder Matters . . . . . . . . . . . .   5

    Item      6.  Selected Financial Data . . . . . . . . . . . . . . . .   6

    Item      7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . .  7-8

    Item      8.  Financial Statements and Supplementary Data. . . . . . .  8

    Item      9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure. . . . . . . . . . .  9

Part III.

    Item     10.  Directors, Executive Officers, Promoters and
                  Control Persons of the Registrant . . . . . . . . . . 10-13

    Item     11.  Executive Compensation . . . . . . . . . . . . . . . .   13

    Item     12.  Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . . . .   13

    Item     13.  Certain Relationships and Related Transactions . . . .   14

Part IV.

    Item     14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K . . . . . . . . . . . . . . . . . .  15

    /TABLE

                                 DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:

Documents Incorporated                                Part of Form 10-K
         Partnership's Registration Statement
         on Form S-1, File No. 33-25041                I and IV

         December 31, 1995 Annual Report
         for the Dean Witter Principal
         Guaranteed Fund II L.P.                      II and IV




                                               PART I
Item 1.  BUSINESS
         (a) General Development of Business. Dean Witter Principal Guaranteed Fund II L.P. (the "Partnership") is a Delaware limited partnership formed to engage in the speculative trading of commodity futures contracts and other commodity interests, including, but not limited to, forward contracts on foreign currencies and options on futures contracts and physical commodities.
         Units of limited partnership interest in the Partnership were registered pursuant to a Registration Statement on Form S-1 (File No. 33-25041) which became effective on December 21, 1988. The offering of units was underwritten on a "best efforts" basis by Dean Witter Reynolds Inc. ("DWR"), a commodity broker and affiliated corporation of the Partnership's General Partner, Demeter Management Corporation ("Demeter"). The Partnership commenced trading on March 1, 1989. On April 20, 1995 the Partnership terminated trading and all open positions were liquidated. While the Guaranteed Redemption Date (the date on which investors are guaranteed $1,000 per Unit) is not until March 31, 1996, the rise in NAV above the guaranteed level presented Limited Partners with the opportunity to obtain the return of their initial investment earlier than the Guaranteed Redemption Date. For this reason and the fact that pursuant to the Partnership's Leverage Policy only 17% of the Partnership's assets were available for trading, the General Partner determined it was in the best interests of Limited Partners and of the Partnership to terminate trading and to recommend that Limited Partners redeem their Units. The Partnership's net asset value per unit, as of December 31, 1995, was $1,046.10, representing an increase of 7.30 percent from the net asset value per unit of $974.93 at December 31, 1994. For a more detailed description of the Partnership's business see subparagraph (c).
         (b) Financial Information about Industry Segments. Until it terminated trading, the Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.
         (c) Narrative Description of Business. The Partnership was in the business of speculative trading in commodity futures contracts and other commodity interests, pursuant to trading instructions provided by independent trading advisors, as described in (a) above, the Partnership terminated trading on April 20, 1995. Until the guaranteed redemption date, the Partnership will maintain cash for the benefit of unitholders and will engage in no further business activities.
         (d) Financial Information About Foreign and Domestic
          Operations Export Sales.
         The Partnership had not engaged in any operations in foreign countries; however, prior to the termination of trading, the Partnership (through the commodity broker) entered into forward contract transactions where foreign banks were the contracting party and futures contracts on foreign exchanges.
Item 2.  Properties
         The executive and administrative offices are located within the offices of DWR. The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.

Item 3.  LEGAL PROCEEDINGS
         Demeter is not aware of any material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                               PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1995 was approximately 915. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1989. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.
         Limited Partnership Units are registered for sale to the public in certain Canadian provinces.


Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                                For the Years Ended December 31,

                                         1995               1994               1993             1992             1991




Total Revenues
(including interest)                    1,540,256             30,020          9,517,761          6,946,359        19,759,900


Net Income (Loss)                       1,163,469         (2,764,836)         3,740,895         (4,461,104)        1,987,077


Net Income (Loss)
Per Unit (Limited
& General Partners)                         71.17             (86.14)             94.14             (45.98)            24.64


Total Assets                            5,248,778         24,082,817         36,678,907         53,787,163        96,101,329


Total Limited
Partners' Capital                       4,701,302         23,308,615         33,985,223         49,765,595        85,594,690


Net Asset Value Per
Unit of Limited
Partnership Interest                     1,046.10             974.93           1,061.07             966.93          1,012.91





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, the commodity broker, and prior to the termination of trading were used by the Partnership as margin to engage in commodity futures, forward contracts and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. Since the Partnership has terminated trading, the liquidity risks associated with commodity future, forward contract and commodity interest trading are no longer present. Partnership cash balances at DWR will be used to Fund future redemptions.
         Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets.
         Results of Operations. As of December 31, 1995, the Partnership's total capital was $5,165,770, a decrease of $18,575,713 from the Partnership's total capital of $23,741,483 at December 31, 1994. For the year ended December 31, 1995, the Partnership generated net income of $1,163,469, and total redemptions aggregated $19,739,182.
         For the year ended December 31, 1995, the Partnership's total trading revenues including interest income were $1,540,256. The Partnership's total expenses for the year were $376,787, resulting in net income of $1,163,469. The value of an individual unit in the Partnership increased from $974.93 at December 31, 1994 to $1,046.10 at December 31, 1995.
         As of December 31, 1994, the Partnership's total capital was $23,741,483, an increase of $12,005,113 from the Partnership's total capital of $35,746,596 at December 31, 1993. For the year ended December 31, 1994, the Partnership incurred a net loss of $2,764,836, and total redemptions aggregated $9,240,277.
         For the year ended December 31, 1994, the Partnership's total trading revenues including interest income were $30,020. The
Partnership's total expenses for the year were $2,794,856, resulting in a net loss of $2,764,836. The value of an individual unit in the Partnership decreased from $1,061.07 at December 31, 1993 to $974.93 at December 31, 1994.
         As of December 31, 1993, the Partnership's total capital was $35,746,596, a decrease of $15,624,104 from the Partnership's total capital of $51,370,700 at December 31, 1992. For the year ended December 31, 1993, the partnership generated net income of $3,740,895, and total redemptions aggregated $19,364,999.
         For the year ended December 31, 1993, the Partnership's total trading revenues including interest income were $9,517,761. The Partnership's total expenses for the year were $5,776,866, resulting in net income of $3,740,895. The value of an individual unit in the Partner-ship increased from $966.93 at December 31, 1992 to $1,061.07 at December 31, 1993.
         The Partnership's overall performance record represented varied results of trading in different commodity markets. For a further description of trading results, refer to the letter to the Limited
Partners in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.
Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The information required by this Item appears in the attached 1995 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

General Partner
         Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pool operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by Dean Witter, Discover & Co. ("DWD") and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds Inc.
         DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate, municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock
Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.
         DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of 350 branch offices with approximately 8,500 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
         The directors and officers of Demeter as of December 31, 1995 are as follows:
         Richard M. DeMartini, age 43, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of Dean Witter Futures & Currency Management Inc. ("DWFCM"), a registered commodity trading advisor. Mr. DeMartini has served as President and Chief Operating Officer of Dean Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was
President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years. Mr. DeMartini has been with DWD and its affiliates for 18 years. While Mr. DeMartini has extensive experience in the securities industry, he has no experience in commodity interests trading.
         Mark J. Hawley, age 52, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 as Senior Vice President and Director of DWR's Managed Futures and Precious Metals Department. Mr. Hawley also serves as President of DWFCM. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb &
Co.
         Lawrence Volpe, age 48, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September

1983, and currently holds those positions. From July 1979 to September 1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller. From 1970 to July 1979, he was associated with Arthur
Anderson & Co. and prior to his departure he served as audit manager in the financial services division.
         Joseph G. Siniscalchi, age 50, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and Controller of the Financial Markets Division of DWR. From February 1980 to July
1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers
Kuhn Loeb, Inc.
         Laurence E. Mollner, age 54, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial Sales. He is currently Executive Vice President and Deputy Director of the
Futures Markets Division of DWR.
         Edward C. Oelsner III, age 53, is a Director of Demeter. Mr. Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
         Robert E. Murray, age 35, is a Director of Demeter. Mr. Murray is currently a First Vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures Division and is responsible for the development and maintenance of the proprietary Fund Management System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.
         Patti L. Behnke, age 35, is Vice President and Chief Financial Officer of Demeter. Ms. Behnke joined DWR in 1991 as Assistant Vice President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from
September 1986 to August 1988, she was associated with Carteret Savings
Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen &
Co.

Item 11.   EXECUTIVE COMPENSATION
         The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1995, there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
         (b) Security Ownership of Management - At December 31, 1995, Demeter owned 444 Units of General Partnership Interest representing a
8.99 percent interest in the Partnership.
         (c)  Changes in Control - None

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage fees (paid and accrued from the Partnership) of $103,290 for the year ended December 31, 1995.

                                               Part IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)      1. Listing of Financial Statements
         The following financial statements and reports of independent public accountants, all appearing in the accompanying 1995 Annual Report to Partners, are incorporated by reference in this Form 10-K:
         - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1995, 1994 and 1993.

         -       Statements of Financial Condition as of December 31, 1995 and
                 1994.

         - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1995, 1994 and 1993.

         -       Notes to Financial Statements.
         With exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the 1995 Annual Report to Partners is not deemed to be filed with this report.
         2.  Listing of Financial Statement Schedules
         No financial statement schedules are required to be filed with this report.
(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)      Exhibits
         Refer to Exhibit Index on Page E-1.

                                                 SIGNATURES

         Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                                         (Registrant)

                                          BY:  Demeter Management Corporation,
                                                  General Partner

March 21, 1996                            BY: /s/ Mark J. Hawley
                                                  Mark J. Hawley, Director and
                                                    President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                 March 21, 1996
            Mark J. Hawley, Director and
              President

    /s/  Richard M. DeMartini                           March 21, 1996
            Richard M. DeMartini, Director
              and Chairman of the Board


    /s/  Lawrence Volpe                                 March 21, 1996
            Lawrence Volpe, Director


    /s/  Laurence E. Mollner                            March 21, 1996
            Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                          March 21, 1996
            Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                         March 21, 1996
            Edward C. Oelsner III, Director


    /s/  Robert E. Murray                              March 21, 1996
            Robert E. Murray, Director


    /s/  Patti L. Behnke                               March 21, 1996
            Patti L. Behnke, Chief Financial
              Officer

                        EXHIBIT INDEX

Item                                                   Method of Filing

-  3.    Limited Partnership Agreement of
         the Partnership, dated as of
         December 21, 1988.                                      (1)

- 10.    Management Agreement among the
         Partnership, Demeter Management
         Corporation and Commodities
         Corporation dated as of December 21, 1988.              (2)

- 10.    Letter of Credit and Reimbursement
         Agreement among the Partnership,
         Demeter Management Corporation,
         Commodities Corporation and Citibank                    (3)
         N.A. dated as of December 21, 1989.

-10.    Agreement of Guarantee between the
         Partnership and C.C. Guarantee
         Corporation dated as of December 21, 1989.              (4)

- 10.    Customer Agreement between the Partnership
         and Dean Witter Reynolds Inc., dated as of
         December 31, 1989.                                      (5)

- 10.    Paying Agency Agreement between Demeter
         Management Corporation and the Limited
         Partners dated as of December 21, 1989.                 (6)

- 13.    December 31, 1995 Annual Report to Limited Partners.    (7)

(1) Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1.

(2) Incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1.

(3) Incorporated by reference to Exhibit 10.05 of the Partnership's Registration Statement on Form S-1

(4) Incorporated by reference to Exhibit 10.06 of the Partnership's Registration Statement on Form S-1.

(5) Incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1.

(6) Incorporated by reference to Exhibit 10.07 of the Partnership's Registration Statement on Form S-1.

(7)      Filed herewith.
                                                   - E-1 -

Principal
Guaranteed
Fund II




December 31, 1995
Annual Report

                              [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

PRINCIPAL GUARANTEED FUND II
ANNUAL REPORT
1995

Dear Limited Partner:

This marks the seventh annual report for the Dean Witter Principal Guaranteed Fund II ("PGF II"). PGF II began 1995 trading at a Net Asset Value per Unit of $974.93 and increased by 7.3% to close the year at $1,046.10. Since its inception in 1989, PGF II has increased by 4.6% (a compound annualized return of 0.7%).

In January, PGF II recorded net losses as trendless price movement in a majority of the markets traded was experienced. In financial futures trading, short-term volatile price movement in both U.S. and international bond futures resulted in losses for PGF II. Choppy movement in metals, agricultural and soft commodities prices resulted in additional Fund losses for the month. During February, PGF II recorded net profits as gains were recorded from long U.S. and Japanese bond futures positions as prices moved higher during the month. Smaller gains were recorded during February in currency trading as the value of most major world currencies, particularly the German mark, Swiss Franc and Japanese yen, moved higher versus the U.S. dollar. In March, PGF II posted profits as long positions in the Japanese yen and Swiss franc profited from a continued increase in value relative to the U.S. dollar. Additional gains were recorded in interest rate futures as a result of holding long positions in Japanese government bond futures.

In April, PGF II recorded net profits as trading gains in Japanese government bond futures were recorded for the third consecutive month. Additional gains were recorded early in the month from long positions in the Japanese yen as the value of the yen continued to increase versus the U.S. dollar. Smaller gains were recorded from long positions in energy futures as oil and gas prices moved higher during April.

On April 20, 1995 PGF II terminated trading and all open positions were liquidated. While the Guaranteed Redemption Date (the date on which investors are guaranteed $1,000 per Unit) is not until March 31, 1996, the rise in Net Asset Value presented Limited Partners with the opportunity to obtain the return of their initial investment earlier than the Guaranteed Redemption Date. For this reason and the fact that pursuant to PGF II's Leverage Policy, only 17% of PGF II's assets were available for trading, the General Partner determined it was in the best interests of Limited Partners and of PGF II to terminate trading and to recommend that Limited Partners redeem their Units.

All profits recorded after April 20, 1995 were the result of interest income credited to the Fund more than offsetting the Letter of Credit Fee charged.

Due to the fact that PGF II has terminated futures trading, its assets are currently being held in an account with Dean Witter Reynolds, where Dean Witter is paying PGF II interest on 100% of its assets at a prevailing rate on U.S. Treasury bills. PGF II's assets will receive such interest until Investors redeem their Units or until the Guaranteed Redemption Date. No further futures trading will be undertaken for PGF II's account. ALTHOUGH PGF II WILL NOT TRADE AND WILL EARN INTEREST, IT IS OBLIGATED TO CONTINUE PAYING A LETTER OF CREDIT FEE TO CITIBANK AT AN ANNUAL RATE OF 1.125% UNTIL THE GUARANTEED REDEMPTION DATE.

Should you have any questions concerning this report, please feel free to contact

Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048 or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Principal Guaranteed Fund II L.P. (the "Partnership") as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Principal Guaranteed Fund II L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche

February 21, 1996
New York, New York

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                   --------------------
                                                     1995       1994
                                                   --------- ----------
                                                       $         $
                                ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                              5,224,820 23,482,196
 Net unrealized gain on open contracts                   --     483,674
                                                   --------- ----------
 Total Trading Equity                              5,224,820 23,965,870
Interest receivable (DWR)                             23,958    116,947
                                                   --------- ----------
 Total Assets                                      5,248,778 24,082,817
                                                   ========= ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                  83,008    314,454
 Accrued brokerage fee (DWR)                             --      15,433
 Accrued management fee                                  --      10,583
 Accrued transaction fees and costs                      --         864
                                                   --------- ----------
 Total Liabilities                                    83,008    341,334
                                                   --------- ----------
PARTNERS' CAPITAL
 Limited Partners (4,494.128 and 23,908.041 Units,
   respectively)                                   4,701,302 23,308,615
 General Partner (444 Units)                         464,468    432,868
                                                   --------- ----------
 Total Partners' Capital                           5,165,770 23,741,483
                                                   --------- ----------
 Total Liabilities and Partners' Capital           5,248,778 24,082,817
                                                   ========= ==========
NET ASSET VALUE PER UNIT                            1,046.10     974.93
                                                   ========= ==========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
STATEMENTS OF OPERATIONS

                                       FOR THE YEARS
                                           ENDED
                                        DECEMBER 31,
                               --------------------------------
                                 1995        1994       1993
                               ---------  ----------  ---------
                                   $          $           $
REVENUES
Trading Profit (Loss):
 Realized                      1,177,944     390,413  8,511,844
 Net change in unrealized       (483,674) (1,489,983)  (156,666)
                               ---------  ----------  ---------
  Total Trading Results          694,270  (1,099,570) 8,355,178
Interest income (DWR)            845,986   1,129,590  1,162,583
                               ---------  ----------  ---------
  Total Revenues               1,540,256      30,020  9,517,761
                               ---------  ----------  ---------
EXPENSES
Brokerage fee (DWR)              103,290   1,285,637  2,758,787
Letter of credit fees            162,453     329,710    490,375
Management fee                    70,827     881,412  1,891,346
Transaction fees and costs        40,217     298,097    636,358
                               ---------  ----------  ---------
  Total Expenses                 376,787   2,794,856  5,776,866
                               ---------  ----------  ---------
NET INCOME (LOSS)              1,163,469  (2,764,836) 3,740,895
                               =========  ==========  =========
Net Income (Loss) Allocation:
Limited Partners               1,131,869  (2,636,632) 3,584,627
General Partner                   31,600    (128,204)   156,268
Net Income (Loss) per Unit:
Limited Partners                   71.17      (86.14)     94.14
General Partner                    71.17      (86.14)     94.14

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER       TOTAL
                             -----------  -----------  ----------  -----------
                                               $           $            $
Partners' Capital,
December 31, 1992             53,127.601   49,765,595   1,605,105   51,370,700
Net Income                           --     3,584,627     156,268    3,740,895
Redemptions                  (19,438.334) (19,364,999)        --   (19,364,999)
                             -----------  -----------  ----------  -----------
Partners' Capital,
December 31, 1993             33,689.267   33,985,223   1,761,373   35,746,596
Net Loss                             --    (2,636,632)   (128,204)  (2,764,836)
Redemptions                   (9,337.226)  (8,039,976) (1,200,301)  (9,240,277)
                             -----------  -----------  ----------  -----------
Partners' Capital December
31, 1994                      24,352.041   23,308,615     432,868   23,741,483
Net Income                                  1,131,869      31,600    1,163,469
Redemptions                  (19,413.913) (19,739,182)        --   (19,739,182)
                             -----------  -----------  ----------  -----------
Partners' Capital, December
31, 1995                       4,938.128    4,701,302     464,468    5,165,770
                             ===========  ===========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                        -------------------------------------
                                           1995         1994         1993
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                         1,163,469   (2,764,836)   3,740,895
Noncash item included in net income
  (loss):
 Net change in unrealized                   483,674    1,489,983      156,666
(Increase) decrease in operating
  assets:
 Net option premiums                            --        48,386       (3,048)
 Interest receivable (DWR)                   92,989      (34,018)      46,163
Decrease in operating liabilities:
 Accrued brokerage fee (DWR)                (15,433)    (187,449)    (145,181)
 Accrued management fee                     (10,583)    (128,513)     (99,498)
 Accrued transaction fees and costs            (864)     (16,230)      (9,965)
                                        -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                    1,713,252   (1,592,677)   3,686,032
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Decrease in redemptions payable            (231,446)    (258,785)  (1,229,508)
Redemptions of units                    (19,739,182)  (9,240,277) (19,364,999)
                                        -----------  -----------  -----------
Net cash used for financing activities  (19,970,628)  (9,499,062) (20,594,507)
                                        -----------  -----------  -----------
Net decrease in cash                    (18,257,376) (11,091,739) (16,908,475)
Balance at beginning of period           23,482,196   34,573,935   51,482,410
                                        -----------  -----------  -----------
Balance at end of period                  5,224,820   23,482,196   34,573,935
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Principal Guaranteed Fund II L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both DWR and the General Partner are wholly-owned subsidiaries of Dean Witter, Discover & Co. The General Partner had retained Commodities Corporation (U.S.A.) N.V. ("C.C.") as the trading manager of the Partnership.

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

During April, 1995, the Net Asset Value per unit of the Partnership rose above $1,000. The General Partner determined it was in the best interest of investors and the Partnership to terminate trading and to recommend that investors redeem their units. All trading was terminated and all open positions were liquidated as of April 20, 1995.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts, commodity options and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month that are allocated for commodity trading and 100% of the average daily Net Assets for the month that are not allocated for commodity trading at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month. As noted above, on April 20, 1995, trading was terminated and all open positions were liquidated. Effective April 20, 1995, DWR is paying the Partnership interest income based on 100% of all of the Partnership's average daily Net Assets at a rate equal to the prevailing rate on 13-week U.S. Treasury Bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts and the net option premiums paid or received. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS--Through April 20, 1995, the monthly brokerage fee was equal to 35/48 of 1% per month of the Partnership's adjusted month-end Net Assets, as defined in the Limited Partnership Agreement, that were allocated for commodity trading. Transaction fees and costs were accrued on a half-turn basis.

OPERATING EXPENSES--Through April 20, 1995, The Partnership incurred a monthly management fee and was eligible to incur an incentive fee. Also, pursuant to a Letter of Credit and Reimbursement Agreement with C. C. and Citibank, N.A. ("Citibank"), the Partnership pays to Citibank a monthly Letter of Credit fee equal to 3/32 of 1% of the amount available to be drawn under the letter of credit. The amount available to be drawn under the letter of credit equals $1,000 multiplied by the total Partnership units outstanding, which at December 31, 1995 and 1994 equals $4,938,128 and $24,352,041, respectively. The General Partner and/or DWR bear all other operating expenses.

GUARANTEE--The Partnership has entered into an Agreement of Guarantee, which is supported by the above-mentioned letter of credit, with C.C. and C.C. Guarantee Corporation pursuant to which any Limited Partner who redeems Units as of March 31, 1996 (the "Guaranteed Redemption Date") will receive at least $1,000 for each Unit redeemed.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit on the special redemption dates described in the Limited Partnership Agreement or as of the last day of any month upon five business days advance notice by redemption form to the General Partner.

DISTRIBUTIONS--The Partnership will not make any distributions until after the Guaranteed Redemption Date, and thereafter will only make distributions on a pro-rata basis at the sole discretion of the General Partner.

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

Citibank has the right, under certain circumstances, to cause the Partnership to deposit it's Net Assets in a non-interest bearing demand deposit account at Citibank until the Guaranteed Redemption Date. Such amounts will subsequently be returned to the Partnership for distribution to the Limited Partners.

2. RELATED PARTY TRANSACTIONS

The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Under its Customer Agreement with DWR, the Partnership paid DWR a monthly brokerage fee as described in Note 1.

3. TRADING MANAGER

Until the Partnership terminated trading, the General Partner had retained C.C. as the trading manager of the Partnership. Compensation to C.C. as trading manager consisted of a management fee and an incentive fee as follows:

MANAGEMENT FEE--As of the last day of each month, the Partnership paid a monthly management fee equal to 1/2 of 1% of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, that were allocated to commodity interest trading accounts which the trading advisors traded on behalf of the Partnership.

INCENTIVE FEE--The Partnership paid an annual incentive fee to C.C. equal to 20% of the Partnership's "New Appreciation", as defined in the Limited Partnership Agreement, of the Partnership's Net Assets as of the end of each annual incentive period ending on the last day in February. Such incentive fee was accrued in each month in which "New Appreciation" occurred. In those months in which "New Appreciation" was negative, previous accruals, if any, during the incentive period were reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) was to be paid to C.C. on those redemptions in the month of such redemptions.

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4. LEVEL OF ASSETS TRADED

Pursuant to the Letter of Credit and Reimbursement Agreement, maximum Net Assets allocable to trading were adjusted as necessary due to changes in Net Asset value per Unit, current interest rates and the time remaining until the Guaranteed Redemption Date. To accomplish this, C.C. reallocated assets among the trading advisors and a non-traded reserve account. The assets not allocated to trading advisors earned interest income at a rate equal to the average yield on 13-week U.S. Treasury Bills and no management and brokerage fees were charged on such assets. On April 20, 1995, trading was terminated and all open positions were liquidated.

5. FINANCIAL INSTRUMENTS

Prior to the April 20, 1995 termination of trading, the Partnership traded futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. There were no open positions at December 31, 1995. At December 31, 1994, open contracts were:

                                                  CONTRACT OR
                                                NOTIONAL AMOUNT
                                                ---------------
                                                     1994
                                                ---------------
                                                       $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase                           3,857,000
 Commitments to Sell                              11,724,000
COMMODITY FUTURES:
 Commitments to Purchase                           4,039,000
 Commitments to Sell                               1,087,000
FOREIGN FUTURES:
 Commitments to Purchase                           1,008,000
 Commitments to Sell                               2,597,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS
 Commitments to Purchase                               9,000
 Commitments to Sell                                     --

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $0 and $483,674 at December 31, 1995 and 1994, respectively.

DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

Of the $483,674 net unrealized gain on open contracts at December 31, 1994, $376,243 related to exchange traded futures contracts and $107,431 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1994 matured through June 1995. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1994 matured through January 1995. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also had credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all open futures and option contracts which funds totaled $5,224,820 and $23,858,439 at December 31, 1995 and 1994, respectively. With respect to the Partnership's off-exchange-traded forward currency and option contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward and option contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

6. SUBSEQUENT EVENT

Management has determined to terminate the Partnership as of March 31, 1996. The Partnership will be liquidated and holders of Units as of March 31, 1996 will receive a distribution equal to the Net Asset Value per Unit on that date multiplied by their respective number of Units.

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148