Form 10-Q
period 1996-03-31
WITTER DEAN PRINCIPAL GUARANTEED FUND II LP
filed 1996-05-15
CIK 841754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

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

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                March 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 and December 31, 1995.....................2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and March 31, 1995 (Unaudited)............3

         Statements of Changes in Partners' Capital for
         the Quarters Ended March 31, 1996 and March 31, 1995
         (Unaudited)..............................................4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and March 31, 1995 (Unaudited)............5

         Notes to Financial Statements (Unaudited)..............6-7

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations......................................... 8-9

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.................... 10

             DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $

ASSETS
Cash                                                                4,944,939                 5,224,820
Interest receivable (DWR)                                              21,510                    23,958

   Total Assets                                                     4,966,449                 5,248,778


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                              4,966,449                    83,008

   Total Liabilities                                                4,966,449                    83,008


Partners' Capital

   Limited Partners (0 and
     4,494.128 Units, respectively)                                         -                 4,701,302
   General Partner (0 and 444 Units)                                        -                   464,468

   Total Partners' Capital                                                  -                 5,165,770

   Total Liabilities and Partners' Capital                          4,966,449                 5,248,778


NET ASSET VALUE PER UNIT                                                    -                  1,046.10








                   The accompanying footnotes are an integral part
                       of these financial statements.

                   DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                            STATEMENTS OF OPERATIONS



                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                                      (Unaudited)
                                                                     $                      $
REVENUES
   Trading profit (loss):
        Realized                                                           -              (206,559)
        Net change in unrealized                                           -               255,469

          Total Trading Results                                            -                48,910

        Income (DWR)                                                  64,237               326,779

          Total Revenues                                              64,237               375,689


EXPENSES

        Letter of credit fees                                         13,741                67,175
        Brokerage fees (DWR)                                               -                84,730
        Management fees                                                    -                58,100
        Transaction fees and costs                                         -                30,958

          Total Expenses                                              13,741               240,963

NET INCOME                                                            50,496               134,726


NET INCOME ALLOCATION

        Limited Partners                                              45,856               131,984
        General Partner                                                4,640                 2,742


NET INCOME PER UNIT

        Limited Partners                                               10.45                  6.17
        General Partner                                                10.45                  6.17


                 The accompanying footnotes are an integral part
                        of these financial statements.



                 DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the Quarters Ended March 31, 1996 and 1995




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                           24,352.041      $23,308,615       $  432,868     $23,741,483

Net Income (Unaudited)                                 -          131,984            2,742         134,726

Redemptions (Unaudited)                      (1,625.661)       (1,579,266)               -      (1,579,266)

Partners' Capital
  March 31, 1995 (Unaudited)                  22,726.380      $21,861,333       $  435,610      $22,296,943





Partners' Capital
  December 31, 1995                            4,938.128       $4,701,302         $464,468      $5,165,770

Net Income                                             -           45,856            4,640          50,496

Redemptions                                   (4,938.128)      (4,747,158)        (469,108)     (5,216,266)

Partners' Capital
  March 31, 1996                                       0   $            0   $            0  $            0












            The accompanying footnotes are an integral part
                     of these financial statements.


              DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                       STATEMENTS OF CASH FLOWS





                                                                For the Quarters Ended March 31,

                                                                   1995                  1995
                                                                                      (Unaudited)
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        50,496              134,726
   Noncash item included in net income:
        Net change in unrealized                                          -             (255,469)

   Decrease in operating assets:
        Interest receivable (DWR)                                     2,448                6,639

   Increase (decrease) in operating liabilities:
        Accrued brokerage fees (DWR)                                      -               12,283
        Accrued management fees                                           -                8,422
        Accrued transaction fees and costs                                -               (3,330)

   Net cash provided by (used for) operating activities              52,944              (90,069)


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                4,883,441              346,334
   Redemptions of units                                          (5,216,266)          (1,579,266)

   Net cash used for financing activities                          (332,825)          (1,232,932)


   Net decrease in cash                                            (279,881)          (1,323,001)

   Balance at beginning of period                                 5,224,820           23,482,196

   Balance at end of period                                       4,944,939           22,159,195





                The accompanying footnotes are an integral part
                       of these financial statements.


              DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                       NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Principal Guaranteed Fund II L.P. (the "Partnership") is a limited partnership originally organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. Demeter Management Corporation ("the General Partner") retained Commodities Corporation (U.S.A.) N.V. ("C.C.") as trading manager of the Partnership to make all trading decisions and retain trading advisors.

On April 20, 1995, with the Net Asset Value per Unit of the Partnership above $1,000, the General Partner determined it was in the best interest of investors and the Partnership to terminate trading and recommended that investors redeem their units. All trading was terminated and all open positions were liquidated or paired off on April 20, 1995.

               DEAN WITTER PRINCIPAL GUARANTEED FUND II L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


The Partnership has been liquidated and a final distribution was made based on March 31, 1996 Net Asset Value per Unit of $1,056.55.

2. Related Party Transactions
The Partnership had a guaranteed redemption date of March 31, 1996 at which time each investor redeeming was guaranteed a minimum payment of $1,000 per unit. Through the April 20, 1995 termination of trading, the commodity broker was Dean Witter Reynolds Inc. ("DWR"). Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash was on deposit with DWR. DWR paid interest on these funds based on current 13-week U.S. Treasury Bill rates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total revenues consisted entirely of interest income of $64,237. The total expenses representing letter of credit fees for the period were $13,741, generating net income of $50,496. The value of an individual Unit in the Partnership increased from $1,046.10 at December 31, 1995 to $1,056.55 at March 31, 1996. As of March 31,
1996, the Guaranteed Redemption date of the Partnership, the General Partner determined that it was in the best interest of the Partnership to terminate and all remaining units of the Principal Guaranteed Fund II were redeemed at a Net Asset Value per Unit of $1,056.55.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total revenues including interest income were $375,689. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. Consistent with the Fund's guarantee structure, 83% of the assets were held in reserve during the quarter while 17% of assets were allocated to futures trading. Assets held in reserve earn interest at current U.S. Treasury Bill rates. Assets allocated to trading earned gains during February and March in the currency markets as a result of a decrease in value of the U.S., Canadian and Australian dollars versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc.

Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures during the quarter. Trading gains were also recorded from trading cotton and crude oil and S&P 500 futures. Smaller losses in the metals markets from trading both base and precious metals and in the agricultural markets from trading soybean products, corn and wheat futures offset a portion of overall gains for the Partnership for the quarter. The total expenses for the period were $240,963, generating a net gain of $134,726. The value of an individual Unit in the Partnership increased from $974.93 at December 31, 1994 to $981.10 at March 31, 1995.


Liquidation of Partnership
The Partnership has been liquidated and a final distribution was made based on March 31, 1996 Net Asset Value per Unit of $1,056.55.

                      PART II. OTHER INFORMATION



Item 6.          Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K

(a)      1.  Listing of Financial Statements

         The following financial statements and reports of independent public accountants, all appearing in the accompanying 1996 Annual
Report to Partners, are incorporated by reference in this Form 10-
Q:
         - Report of Deloitte & Touche LLP, independent auditors, for the three months ended March 31, 1996 and the years ended December 31, 1995, 1994 and 1993.

         - Statements of Financial Condition as of March 31, 1996 and December 31, 1995.

         - Statements of Operations, Changes in Partners' Capital and Cash Flows for the three months ended March 31, 1996 and the years ended December 31, 1995, 1994 and 1993.

         -       Notes to Financial Statements.

         With exception of the aforementioned information and the information incorporated in Items 1 and 2, the 1996 Annual Report to Partners is not deemed to be filed with this report.

(b)      Reports on Form 8-K
         Filed on April 29, 1996.

(c)      Exhibits
         Refer to Exhibit Index on Page E-1.

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




                                      Dean Witter Principal Guaranteed
                                           Fund II L.P. (Registrant)

                                      By: Demeter Management Corporation
                                           (General Partner)

May 15, 1996                          By:/s/  Patti L. Behnke
                                              Patti L. Behnke
                                              Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

                                                EXHIBIT INDEX





ITEM                                                       Method of Filing


- -13.          December 31, 1996 Annual Report
              to Limited Partners                                (1)



 (1)          Filed herewith.























                                                   - E-1 -